Form 10-K
period 2015-12-31
eMedia Group Inc.
filed 2016-05-12
CIK 1658433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDING DECEMBER 31, 2015

COMMISSION FILE NUMBER:  333-208049

eMedia Group Inc
(Exact name of registrant as specified in its charter)

Nevada	47-5567250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1255 Rio Salado Parkway, Suite 215 Tempe, Arizona 85281
(Address of principal executive offices, including zip code)

480-830-2700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  Common Stock: $0.00 par value

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
[ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data Filed required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part iii of this Form 10-K or any amendments to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ] No [X]

The company has not been approved for trading. Therefore, no market value can be calculated. A total of 20 million shares are held by non-affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: We had 80,000,000 shares of common stock outstanding as of April 30, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and III: Portions of Registrant’s S-1 effective as of February 8, 2016.

Table of Contents

		Page
	A Warning About Forward-Looking Statements	3

	PART I
Item 1.	Business	3
Item 1A.	Risk Factors	4
Item 1B.	Unresolved Staff Comments	4
Item 2.	Properties	4
Item 3.	Legal Proceedings	4
Item 4.	Mine Safety Disclosures	4

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Shares	4
Item 6.	Selected Financial Data	5
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	5
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	7
Item 8.	Financial Statements and Supplementary Data	7
	(The financial statements and supplementary data required by this item are set forth at the end of this Annual Report on Form 10-K beginning on page F-1.)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	7
Item 9A.	Controls and Procedures	7
Item 9B.	Other Information	8

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	8
Item 11.	Executive Compensation	9
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	10
Item 13.	Certain Relationships and Related Transactions, and Director Independence	10
Item 14.	Principal Accountant Fees and Services	11

PART IV

Item 15.	Exhibits, Financial Statements, Schedules	11
	Index to Financial Statements	12
	Index to Exhibits	13

 A WARNING ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 1A.— Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "EMedia” "we," "our," and "us" refer to EMEDIA GROUP, INC.

Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by EMEDIA GROUP, INC. with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by EMEDIA GROUP, INC. with the SEC may also be obtained from EMEDIA GROUP, INC. by directing a request to EMEDIA GROUP, INC.  Attention: Henrik Shaumann Jorgensen, EMEDIA GROUP INC., 1255 Rio Salado Parkway, Suite 215, Tempe, Arizona 85281.

PART I

Item 1.        Business

Overview

All share and per share amounts herein reflect the impact of a 40 for 1 forward split effected March 4, 2016.

eMedia Group Inc. (“EMEDIA” or the “Company”) was originally organized as a corporation in the State of Nevada on October 9, 2015, and on October 10, 2015, acquired all of the issued and outstanding shares of eTarg Media ApS, a Danish private limited liability company, which is in the business of selling its customers subscriptions for its software suite, AccuRanker (“AccuRanker”), which allows customers to track their search engine rankings.  The Company issued a total of 60,000,000 shares of its common stock to the two (2) owners of eTarg Media ApS,  in exchange for all of the shares of eTarg Media ApS. Both of the owners of eTarg Media ApS are the officers and directors of eMedia Group Inc.

Our AccuRanker service covers a spectrum of activities, including performing search engine optimization, managing paid listings at the search engines, submitting sites to directories, and developing online marketing strategies for businesses, organizations, and individuals.  AccuRanker's target market is search engine optimization and marketing professionals and companies with a specific budget for internet marketing. AccuRanker has customers throughout the world but currently markets its services only in Denmark and the United Kingdom. In 2016, the Company expects to commence marketing its AccuRanker services in the United States.

Our customers include companies with an internal marketing department, as well as companies that are dedicated search engine optimization and / or marketing agencies.  Eventually, we will develop tools within AccuRanker aimed at the end user, and, therefore, will not restrict the Company to professionals as clients.

We intend to make AccuRanker a viable and desirable service for search optimization and social analytics software, empowering marketers and site owners to increase visibility and market share on the world's leading search engines, social sites, and online video sites. This service is important to our customers by aiding them in maintaining their listing on the first page of search engines, tracking their search engine rankings, providing them with the ranks of their competition and informing them if they are moving up or down compared to their competitors. All of this information is made available to our clients by logging onto our online application.

Recent Developments

On February 8, 2016, eMedia Group, Inc.’s S-1 registration statement became effective. The Company sold a total of 20,000,000 shares of common stock under its S-1 registration statement. The Company’s 20,000,000 common stock shares have not yet been approved for trading.

Item 1A.     Risk Factors

Not applicable.

Item 1B.     Unresolved Staff Comments

Not applicable.

Item 2.        Properties

Office Space and Plants

On November 1, 2012, the Company entered into an office lease agreement with Jansen Properties. Annual rent is approximately USD $5,000 (Danish Krone 30,000). Pursuant to the agreement, the lease is non-terminable by the lessee for 12 months from the start of the lease, after which it can be terminated in writing by one of parties with three months' notice for vacating the last one month. During the years ended December 31, 2015 and 2014, the Company paid rent of $8,262 and $7,990, respectively.

Item 3.        Legal Proceedings

In the ordinary course of business, the Company may become involved in legal proceedings from time to time. The Company is not currently party to any legal proceedings, nor is it aware of any material pending legal proceedings.

Item 4.        Mine Safety Disclosures

None.

PART II

Item 5.                Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is currently no public market for our common shares.  In April 2016, we applied to FIRNA to have our shares of common stock approved for trading on the OTC Markets. As of the date of this filing, we have not yet been approved.  Even if we are approved, trading in stocks quoted on the OTC Markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.

OTC Markets securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Markets securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Markets issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Number of Holders

As of April 30, 2016, the Company had a total of 80,000,000 shares issued and outstanding, which were held by a total of 42 shareholders of record.  In February 2016, the Company's Board of Directors approved a 40:1 forward split.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended December 31, 2015.  We have not paid any cash dividends since inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

The Company has 300,000,000, $0.001 par value shares of common stock authorized.

On October 10, 2015 we entered into a Share Exchange Agreement with the Henrik Schaumann Jorgensen and Christian Hedegaard Pedersen, the two (2) owners of eTarg, whereby we agreed to issue a total of 60,000,000 shares of common stock in exchange for all of the issued and outstanding shares of capital stock of eTarg. The two (2) owners of eTarg as a result became the executive officers and directors of eMedia Group Inc.

eMedia issued securities to two (2) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended (the “Act”), as the conditions of Regulation S were met, including but not limited to the following conditions:

·	Each of the parties receiving shares are residents and citizens of Denmark and were in Denmark at the time of the sale of the shares;
·
Each of the parties receiving shares agree to resell the shares only in accordance with Regulation S, pursuant to a registration under the Act, or pursuant to an available exemption from registration; and

·
The certificate representing the shares sold contain a legend that transfer of the shares is prohibited except in accordance with the provisions of Regulation S, pursuant to a registration under the Act, or pursuant to an available exemption from registration and the hold may engage in hedging transactions with regards to Medico’s common stock unless in compliance with the Act.

In February 2016, the Company’s Board of directors approved a 40:1 forward split.  All share and per share amounts herein reflect the impact of the forward split.

As of April 30, 2016, there were 80,000,000 shares of common stock issued and outstanding.

Item 6.    Selected Financial Data

Not applicable.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Result of Operations

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of EMEDIA GROUP, INC. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2015.

Plan of Operations

Results of Operations for the year ended December 31, 2015 versus the year ended December 31, 2014

Revenues

In 2015 we were able to expand sales of our Accuranker subscriptions and while also retaining key consulting clients.  Our revenues grew $68,183 in 2015 to $258,862 over 2014 sales of $190,679, an increase of 35% year over year.  We expect to continue working towards growing sales, especially of our Accuranker subscriptions and have invested significant resources as we will discuss below.

Direct Costs

Our direct costs consists of our costs to maintain our ability to deliver Accuranker results to our subscription customers.  Those costs currently are primarily fixed hosting costs and do not as of yet significantly vary with the addition of new customers.  Our costs increased $1,732 to $17,203 in 2015 versus $15,471 in 2014.  In the future, as we grow, we may contract with suppliers on a more variable basis and expect these costs to grow as we acquire more customers in the future.

General and Administration

Our G&A costs increased substantially in 2015.  Our costs increased $123,062 to $158,896 in 2015 versus only $35,834 an increase of approximately 340%.  The primary drivers of these increases were (1) increased professional fees and (2) we invested substantial funds in marketing our Accuranker subscription software.  As we became a public company in 2015, our costs to retain professional increased substantially over 2014 levels.  We expect these costs to increase in future periods as we continue to grow our business, we may engage in merger and acquisition activity and continue to be a public company.  In addition to increased professional fees, we made the decision in 2015 to invest substantial amounts with firms that market SEO platforms and have begun sponsoring SEO events in Europe.  We believe that in order to grow our business going forward, we will need to continue to invest in marketing and advertising of our Accuranker platform.  Because of this, we expect going forward to continue to invest heavily in marketing and advertising.

Salaries and Wages

Our salaries and wages for 2015 and 2014 were entirely wages paid to our two principal stockholders, as they were our only employees as of December 31, 2015.  Salaries and wages decreased slightly in 2015 over 2014 amounts in USD due to changes in the foreign exchange rate when converting their salaries in Danish Krone to USD.  In 2016 we have hired a director of Sales and a bookkeeper, so we expect our salaries and wages costs to increase over 2015 levels.  We expect this will continue into future periods as we continue to grow our business.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold any assets or liabilities requiring disclosure under this item.

Item 8.        Financial Statements and Supplementary Data

 The financial statements appear beginning on page F-1, immediately following the signature page of this report.

Item 9.        Changes in and Disagreements with Accountants and Financial Disclosure

There are no changes in or disagreements with accountants on accounting and/or financial disclosure at this time.

Item 9A.     Controls and Procedures

Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2015.

Based on the review described above, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Our management assessed our internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None
PART III

Item 10. Directors, Executive Officers and Corporate Governance

EMEDIA GROUP INC.’s executive officers and directors and their respective age as of December 31, 2015 are as follows:

Directors:

Name of Director	Age
Henrik Schaumann Jorgensen	32
Christian Hedegaard Pederson	33

Executive Officers as of December 31, 2015:

The following table lists our executive officers and provides their respective ages and titles as of December 31, 2015:

Name	Age	Title	Director Since
Henrik Schaumann Jorgensen	32	Chief Executive Officer	2010

A Christian Hedegaard Pederson P	33	Chief Operating Officer	2012

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our officers and directors.

Henrik Schaumann Jorgensen (32) –Chief Executive Officer and Member of the Board of Directors

Mr. Jorgensen founded eTarg Media ApS in May 2010 and is our Chief Executive Officer.  Initially, his main tasks were software development, and server engineering. From 2007 to 2009, he worked in Romania as an independent software developer and server engineer.

Mr. Jorgensen received an Academy Profession (AP) Degree in Computer Science from Vejle Business Academy in May 2005.

Christian Hedegaard Pedersen  (33) - Chief Operating Officer and Member of the Board of Directors Mr. Pedersen joined eTarg Media ApS in October 2012 and is our Chief Operating Officer.  From September 2008 to October 2012, Mr. Pedersen was employed by eBay Classifieds in Aarhus, Denmark.  While at eBay Classifieds, he worked as lead developer on Denmark's biggest car classifieds site and was involved in moving Denmark’s biggest sales platform for car dealerships from a Citrix based solution to a modern web based solution.

Mr. Pedersen received an Academy Profession (AP) Degree in Computer Science from Vejle Business Academy in December 2004.

Corporate Governance

Nominating Committee.  We have not established a Nominating Committee because of our limited operations; and because we have only one director and one officer, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

Audit Committee.  We have not established an Audit Committee because of our limited operations; and because we have only one director and one officer, we believe that we are able to effectively manage the issues normally considered by a Audit Committee.

Code of Ethics.  We have not adopted a Code of Ethics for our principal executive and financial officer.

Item 11. Executive Compensation

Executive Compensation

Name and Position	Fiscal Year	Salary	Bonus	Other annual Compensation	Restricted Stock Award (s)	Securities Underling Options	LTIP Payouts	All other Compensation
Henrik Schaumann Jorgensen, Chairman, President and Chief Executive Officer	2015	$56,636	0	0	0	0	0	$0
	2014	$69,629	0	0	0	0	0	$0
Christian Hedegaard Pederson, Cheif Operating Officer	2015	$55,530	0	0	0	0	0	$0
	2014	$55,080	0	0	0	0	0	$0

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of April 30, 2016 by:

•	each person or group of affiliated persons who we know beneficially owns more than 5% of our common stock; and

•	each of our directors and named executive officers;

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable common share property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

NAME	TOTAL SHARES OWNED	PERCENTAGE
Henrik Schaumann Jorgensen Kirkegaardsvej 4, 2-1 Aarhus C Denmark	30,000,000	37.5%
Christian Hedegaard Pedersen Finderupvej 9, 1-8 Aarhus C Denmark	30,000,000	37.5%

Item 13.              Certain Relationships and Related Transactions and Director Independence

During Fiscal Year 2015, there were no other material transactions between the Company and any officer, director or related party that has not been disclosed in footnote 5 to the financial statements. Additionally, there are no officers, directors or other related parties that since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	The Officers and Directors; Any person proposed as a nominee for election as a director;

•	Any other person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

•	Any relative or spouse of any of the foregoing persons who have the same house as such person; and

•
 Any future transactions between us and our Officers, Directors, and Affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval of our Board of Directors.

Item 14.  Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2015 and for the fiscal year ended December 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2015 $	December 31, 2014 $
Audit Fees	12,000	17,500
Audit Related Fees	8,000	0
Tax Fees	0	0
All Other Fees	0	0
Total	20,000	17,500

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.  Exhibits, Financial Statements, Schedules

(a) Financial Statements and Schedules.

The following documents have been filed as a part of this annual report on Form 10-K.  The financial statements and schedules required to be filed hereunder are set forth at the end of this Annual Report on Form 10-K beginning on page F-1, and are accompanied by a Financial Statements Index.

Exhibits.

The Exhibit Index attached behind the signature page is incorporated herein by reference.

FINANCIAL STATEMENTS INDEX

SIGNATURES

EMEDIA GROUP INC.
(Name of Registrant as Specified in Charter)
Has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 12, 2016	By:	/s/ Henrik Schaumann Jorgensen
Name:Henrik Schaumann Jorgensen
Title: Chief Exeutive Officer, Director

EXHIBIT INDEX

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2	32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
eMedia Group Inc.:

We have audited the accompanying consolidated balance sheets of eMedia Group Inc. as of December 31, 2015 and December 31, 2014, and the related statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of eMedia Group Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ L J Soldinger Associates, LLC
Deer Park, Illinois
May 12, 2016

eMedia Group Inc.
Balance Sheets

	December 31, 2015	December 31, 2014

ASSETS
Current Assets
Cash and cash equivalents	$59,108	$65,862
Accounts receivable	8,904	5,805
Prepaid expenses and deposits	2,084	4,115
Total Current Assets	70,096	75,782
Deferred tax assets	9,336	-
Deferred offering costs	20,500	-
TOTAL ASSETS	99,932	75,782

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$28,097	$19,001
Due to related party	25,085	1,325
Unearned revenue	26,139	9,813
TOTAL LIABILITIES	79,321	30,139

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 300,000,000 authorized,
60,000,000 shares issued and outstanding as of December 2015 and 2014, respectively	60,000	60,000
Additional paid-in capital	-	-
Accumulated Deficit	(28,965)	(10,718)
Accumulated other comprehensive loss	(10,424)	(3,639)
TOTAL STOCKHOLDERS' EQUITY	20,611	45,643
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$99,932	$75,782

The accompanying notes are an integral part of these financial statements.

eMedia Group Inc.
Statements of Operations and Comprehensive Income

	Years Ended
	December 31,
	2015	2014
REVENUES	$258,862	$190,679

OPERATING EXPENSES
Direct cost	17,203	15,471
Depreciation	-	1,448
General and administrative	158,896	35,834
Salary and wages	112,181	125,780
Total Operating Expenses	288,280	178,533

(Loss) Income from Operations	(29,418)	12,146

Other Income (Expense)
Interest income	296	-
Total Other income	296	-

INCOME (LOSS) BEFORE INCOME TAXES	(29,122)	12,146
Income tax benefit (expense)	10,875	(1,858)

NET INCOME (LOSS)	$(18,247)	$10,288

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(18,247)	$10,288
Other Comprehensive loss
Foreign currency translation adjustments	(6,785)	(4,965)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(25,032)	$5,323

Basic and Diluted Income per Common Share	$(0.00)	$0.00
Basic and Diluted Weighted Average Common Shares Outstanding	60,000,000	60,000,000

The accompanying notes are an integral part of these financial statements.

eMedia Group Inc.
Statements of Stockholders' Equity

					Accumulated	Total
			Additional		Other	Stockholders'
	Common Stock		Paid-in	(Accumulated	Comprehensive	Equity
	Number of Shares	Amount	Capital	Deficit)	Loss

Balance - December 31, 2013	60,000,000	$60,000	$-	$(21,006)	$1,326	$40,320
Net income	-	-	-	10,288	-	10,288
Foreign currency translation adjustments	-	-	-	-	(4,965)	(4,965)
Balance - December 31, 2014	60,000,000	60,000	-	(10,718)	(3,639)	45,643
Net loss	-	-	-	(18,247)	-	(18,247)
Foreign currency translation adjustments	-	-	-	-	(6,785)	(6,785)
Balance - December 31, 2015	60,000,000	$60,000	$-	$(28,965)	$(10,424)	$20,611

The accompanying notes are an integral part of these financial statements.

eMedia Group Inc.
Statements of Cash Flows

	Years Ended
	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(18,247)	$10,288
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	-	1,448
Funds advanced directly from shareholder to vendor	3,825	-
Changes in operating assets and liabilities:
Accounts receivable	(3,192)	5,892
Prepaid expenses and deposits	1,366	475
Deferred tax assets	(9,488)	-
Accounts payable and accrued liabilities	10,085	6,370
Unearned revenue	18,363	5,666
Net cash provided by operating activities	2,712	30,139

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to related party	(434)	-
Net cash provided by financing activities	(434)	-

Effects on changes in foreign exchange rate	(9,032)	(5,138)

Net (decrease) increase in cash and cash equivalents	(6,754)	25,001
Cash and cash equivalents - beginning of period	65,862	40,861
Cash and cash equivalents - end of period	$59,108	$65,862

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

eMedia Group Inc.
Notes to the Financial Statements
December 31, 2015

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

eMedia Group Inc. ("eMedia", the "Company") was incorporated under the laws of the state of Nevada, in the United States on October 10, 2015.  All share and per share amounts herein reflect the impact of a 40 for 1 forward split effected March 4, 2016.
eTarg Media Aps (“eTarg”) was founded in Aarhus Denmark on May 17, 2010. The Company was originally formed as a sole proprietorship and did not become active until 2012. In 2012, the Company began consulting services and providing software subscriptions around allowing customers to track sales across multiple websites. In May 2013, the Company incorporated and switched its business to selling its customers subscriptions for its new software software suite Accuranker, which allows customers to track their search engine rankings.

On October 10, 2015, the Company acquired all of the issued and outstanding shares of eTarg Media Aps. The acquisition was accounted for as a recapitalization of the Company with the purpose of re-domiciling the Company in the United States See Note 4. The former shareholders of the eTarg received 60,000,000 shares in the new parent entity. In accordance with Securities and Exchange Commission Staff Accounting Bulletin 1.B2, the Company has presented earnings per share based on the Company shares issued to the former shareholders of eTarg Media Aps.

The Company's fiscal year end is December 31.  Essentially all the operations of the Company are conducted from the Company’s wholly owned subsidiary in Aarhus Denmark.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States.

The accompanying consolidated financial statements include the accounts of eMedia and its wholly-owned subsidiary, eTarg. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

Foreign Currency Translation and Re-measurement

The Company's functional currency is Danish Krone and reporting currency is the U.S. dollar. All transactions initiated in Danish Krone are translated into U.S. dollars in accordance with ASC 830-30, "Translation of Financial Statements," as follows:

i)           Assets and liabilities at the rate of exchange in effect at the balance sheet date.
ii)           Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments. The Company had one critical accounting estimate and that was the determination of the method of deferral of revenue for monthly software license subscriptions entered into in December of each accounting year.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

eMedia Group Inc.
Notes to the Financial Statements
December 31, 2015

Accounts Receivable

The Company's accounts receivable consists of trade receivables from customers and amounts in transit from credit card processing companies. The Company evaluates the collectability of its trade accounts receivable on an on-going basis and write off the amount when it is considered to be uncollectible. The Company determined that no allowance was necessary as of December 31, 2015 or 2014.

Financial Instruments

The Company follows ASC 820, "Fair Value Measurements and Disclosures",  which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy are described below:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The amounts shown for receivables, accounts payable, accrued expenses and related party advances all approximate their fair values due to their short term nature.

Concentrations of Credit Risk

In 2015, essentially 100% of the Company’s accounts receivable are in-transit payments due from 1 credit card processing company.  In 2014, two customers accounted for approximately 36% of revenues and 83% of accounts receivable.

All of the Company’s bank accounts are held in banks domiciled in Denmark.  Those accounts have deposit insurance through an agency in Denmark akin to that of the FDIC in the United States.  As of December 31, 2015, the Company’s bank accounts in Denmark were guaranteed by the Guarantee Fund for Depositors and Investors up to 750,000 Danish Krone (approximately $109,000 at December 31, 2015 exchange rates).

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 605,"Revenue Recognition."

The Company recognizes revenue from services only when all of the following criteria have been met:

i)             Persuasive evidence for an agreement exists;
ii)            Service has been provided;
iii)           The fee is fixed or determinable; and,
iv)           Collection is reasonably assured.

Revenue related to consulting service is fully recognized when the above criteria are met. Revenue related to online subscriptions is recognized ratably over the duration of the subscriptions.

eMedia Group Inc.
Notes to the Financial Statements
December 31, 2015

Share-based Expenses

ASC 718 "Compensation – Stock Compensation" prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity – Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

There were no share-based expenses for the period ended December 31, 2015 and 2014.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 "Income Taxes."  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, "Earnings per Share," ("EPS") which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

The EPS presentation included within the statement of operations and comprehensive income (loss) reflects the recapitalization more fully described in footnote 1 as if it happened at the inception of the Company.

Recent Accounting Pronouncements

In May 2014 and again in August 2015, the Financial Accounting Standards Board issued amended accounting guidance on revenue recognition that will be applied to all contracts with customers. The objective of the new guidance is to improve comparability of revenue recognition practices across entities and to provide more useful information to users of financial statements through improved disclosure requirements. This guidance is effective for annual and interim periods beginning in 2019 (see below). Early adoption is permitted, but only beginning in 2018. The Company is currently assessing the impact of adoption on its consolidated financial statements..

The Company has chosen to qualify as an Emerging Growth Company (“EGC”) and use the deferral provisions under Securities Act Section 7(a)(2)(B) and therefore does not expect to adopt the guidance from new accounting policies issued with effective dates after April 2012 until such time as the earlier of when they become applicable to private enterprises or the Company no longer qualifies as an EGC.

NOTE 3 – DEFERRED FINANCING COSTS

In the fourth quarter of 2015, the Company incurred costs amounting to $20,500 for professional fees relating to the registration statement filed with the Securities and Exchange Commission beginning on November 16, 2015.  The Company’s policy with respect to deferred offering costs is to capitalize those costs so long as the Company is making significant progress towards obtaining approval of its filing.  The Company considers a delay greater than 90 days to in effect be an abandonment of an offering.  In the event of a successful offering within such time, those costs are applied against the equity raised, but in no event can they exceed the amount of the gross equity raised.  In the event that the offering is unsuccessful or abandoned or for those costs that exceed the gross equity raised, those costs are expensed as professional fees.  In the first quarter of 2016, the Company completed and closed its offering, having raised the entire gross proceeds of $150,000.  In the first quarter of 2016, all of the capitalized costs as of December 31, 2015 will be reclassed to equity.

eMedia Group Inc.
Notes to the Financial Statements
December 31, 2015

NOTE 4 - EQUITY

In October 2015, the shareholders of the then private company eTarg Media ApS decided to enter into an initial public offering of its stock in the United States.  In order to effect this, the shareholders of the private company created a Nevada domiciled Company called eMedia Group Inc. which at issuance had no operations, assets or liabilities and the shareholders issued themselves 60,000,000 shares of the common stock of eMedia Group Inc. in exchange for 100% of the then outstanding common stock of eTarg Media, ApS.  The result of the transaction was to re-domicile the Company into the United States to affect the IPO.  Because the purpose of the transaction was to simply re-domicile the Company into the United States, and did not affect the operations, assets or liabilities of the now wholly owned operating subsidiary eTarg Media, ApS, the Company has treated the transaction as a recapitalization of the private operating company.  The equity of the Company has been reconstituted and the shares issued by eMedia Group Inc. are shown as if they were outstanding since inception.  The effect of this however, was that the amount shown for common stock based on par value of eMedia Group Inc. was now in excess of the amounts recorded for its common stock plus additional paid in capital originally by eTarg Media, Aps, which has resulted in the difference between the new par value and the old additional paid in capital being offset to retained earnings as it is the Company policy to not show a negative amount for additional paid in capital.

Authorized Stock

The Company has 300,000,000 common shares authorized with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Shares

During the year ended December 31, 2015, the Company issued 60,000,000 common shares to former shareholders of the eTarg to exchange 100% issued and outstanding shares of eTarg.

As at December 31, 2015 and December 31, 2014, the Company had 60,000,000 common shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company's efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or directors. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances were considered temporary in nature and were not formalized by a promissory note.

During the period ended December 31, 2015, one of the Company’s shareholders made unsecured, non-interest bearing due on demand advances to the Company in an amount of $24,325. As at December 31, 2015, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $24,325.  No amounts were imputed for interest in 2015 as the amount was immaterial.

During the period ended December 31, 2015, the Company repaid $565 loan to one of its shareholders. At December 31, 2015 and 2014, the Company was obligated to one of its shareholders in the form of an unsecured, non-interest bearing demand loan with a balance of $760 and $1,325 respectively.

In 2015, the Company entered into two sales transactions (totaling approximately $12,000) and one cost of sales transaction (approximately $7,400) with a consulting firm owned by one of the shareholders of the Company (all amounts are net of VAT).

NOTE 6 -PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, "Income Taxes”. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. It also requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company is subject to taxation in the United States and Demark. Loss carryforwards incurred in 2015 in the United States may be carried forward for 20 years.  Loss carryforwards incurred in 2015 for Denmark may be carried forward indefinitely.  The Company has not yet filed a US Federal Income Tax return as of the date of filing of these financial statements.

The provision for income taxes differs from the amounts which would be provided by applying the statutory income tax rate of 23.5% in 2015 and 24% in 2014 in Denmark and 34% in the United States to the net income (loss) before provision for income taxes for the following reasons:

	Years Ended
	December 31,
	2015	2014
Income tax expense (benefit) at statutory rate	$(9,776)	$3,967
Difference in rates in Denmark	1,916	(1,167)
Prior year income tax (reversed) benefit applied	-	(1,455)
Net tax effect of other items not taxable or deductible for income tax purposes	-	513
Other	(3,015)	-
Income tax expense (benefit)	$(10,875)	$1,858

eMedia Group Inc.
Notes to the Financial Statements
December 31, 2015

NOTE 6 -PROVISION FOR INCOME TAXES (CONTINUED)

Net deferred tax assets consist of the following components as of:

	December 31,	December 31,
	2015	2014
NOL Carryover	$9,336	$-
Valuation allowance	-	-
Net deferred tax asset	$9,336	$-

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On November 1, 2012, the Company entered into an office lease agreement with Jansen Properties. Annual rent is approximately $5,000 (Danish Krone 30,000) plus real estate taxes, common area maintenance and other pass through items. Pursuant to the agreement, the lease can be terminated in writing by one of parties with three months' notice for vacating the last one month.  Total rent expense incurred was approximately $7,800 and $8,000 in 2015 and 2014, respectively.

The Company has no other commitments or contingencies as of December 31, 2015.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 8 -SUBSEQUENT EVENTS

During January and March 2016 the Company raised $150,000 in gross proceeds through its S-1 offering and issued a total of 20,000,000 shares of its common stock to subscribers.

In February 2016, the Company’s Board of Directors approved  a 40:1 forward split which was effected on March 4, 2016.

As of April 30, 2016, there were 80,000,000 shares of common stock issued and outstanding.