Form 10-Q
period 2016-03-31
eMedia Group Inc.
filed 2016-06-13
CIK 1658433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from January 1, 2016 to March 31, 2016

333-208049
Commission File Number

eMedia Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	47-5567250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Langdyssen 5
8200 Aarhus N Denmark
(Address of principal executive offices)

+45 71 99 26 00 (Registrant’s telephone number, including area code)

1255 Rio Salado Parkway, Suite 215
Tempe, Arizona   85281
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes      [X] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court [  ] Yes  [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 1, 2016, eMedia Group, Inc. had 80,000,000 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Page
Unaudited Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015	F-1
Unaudited Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015	F-2
Unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2016 and 2015	F-3
Notes to the Unaudited Consolidated Financial Statements	F-4 to F-8

eMedia Group Inc.
Condensed Consolidated Balance Sheets

	March 31, 2016 (Unaudited)	December 31, 2015*

ASSETS
Current Assets
Cash and cash equivalents	$170,568	$59,108
Accounts receivable	15,216	8,904
Prepaid expenses and deposits	2,208	2,084
Total Current Assets	187,992	70,096
Deferred tax assets	14,534	9,336
Deferred offering costs	-	20,500
TOTAL ASSETS	202,526	99,932

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$25,100	$28,097
Due to related party	39,611	25,085
Unearned revenue	45,247	26,139
TOTAL LIABILITIES	109,958	79,321

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 300,000,000 authorized,80,000,000 and 60,000,000 shares issued and outstanding as of March 31, 2016 and December 2015, respectively	80,000	60,000
Additional paid-in capital	71,948	-
Accumulated Deficit	(50,282)	(28,965)
Accumulated other comprehensive loss	(9,098)	(10,424)
TOTAL STOCKHOLDERS' EQUITY	92,568	20,611
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$202,526	$99,932

*Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

eMedia Group Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
REVENUES	$91,489	$42,068

OPERATING EXPENSES
Direct costs	3,692	2,018
General and administrative expenses	57,373	7,357
Salary and wages	51,515	27,706
Total Operating Expenses	112,580	37,081

(Loss) Income from Operations	(21,091)	4,987

Other Income (Expense)
Interest (expense)	(226)	-
Total Other income (expense)	(226)	-

INCOME (LOSS) BEFORE INCOME TAXES	(21,317)	4,987
Income tax benefit (expense)	-	-

NET INCOME (LOSS)	$(21,317)	$4,987

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(21,317)	$4,987
Other Comprehensive loss
Foreign currency translation adjustments	1,326	(5,554)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(19,991)	$(567)

Basic and Diluted Income per Common Share	$(0.00)	$0.00
Basic and Diluted Weighted Average Common Shares Outstanding	71,428,571	60,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

eMedia Group Inc.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(21,317)	$4,987
Adjustments to reconcile net income (loss) to net cash from operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(6,515)	978
Prepaid expenses and deposits	(34)	(723)
Deferred tax assets	(4,980)	4,290
Accounts payable and accrued liabilities	(2,840)	(2,445)
Unearned revenue	17,616	5,775
Net cash provided by operating activities	(18,070)	12,772

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder loan repayments	(30,000)	-
Advances from shareholder loan	44,494
Proceeds from sale of common shares, net of offering costs	112,448	-
Net cash provided by financing activities	126,942	-

Effects on changes in foreign exchange rate	2,588	(7,846)

Net (decrease) increase in cash and cash equivalents	111,460	4,926
Cash and cash equivalents - beginning of period	59,108	65,862
Cash and cash equivalents - end of period	$170,568	$70,788

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

eMedia Group Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2016

Note 1 – Description of business and basis of presentation

Organization and nature of business

eMedia Group Inc. ("eMedia", the "Company") was incorporated under the laws of the state of Nevada, in the United States on October 9, 2015.  All share and per share amounts herein reflect the impact of a 40 for 1 forward split effected March 4, 2016.

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

On October 10, 2015, the Company acquired all of the issued and outstanding shares of eTarg Media Aps. The acquisition was accounted for as a recapitalization of the Company with the purpose of re-domiciling the Company in the United States (See Note 3). The former shareholders of the eTarg received 60,000,000 shares in the new parent entity. In accordance with Securities and Exchange Commission Staff Accounting Bulletin 1. B2, the Company has presented earnings per share based on the Company shares issued to the former shareholders of eTarg Media Aps.

The Company's fiscal year end is December 31.  Essentially all the operations of the Company other than professional fees associated with its securities filings are conducted from the Company’s wholly owned subsidiary in Aarhus Denmark.

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with the condensing rules for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on May 12, 2016.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

Note 2 – Summary of Significant Accounting Policies

Fiscal year end: The Company has selected December 31 as its fiscal year end.

Principals of Consolidation: The accompanying consolidated financial statements include the accounts of eMedia and its wholly-owned subsidiary, eTarg. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

eMedia Group Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2016

Note 2 – Summary of Significant Accounting Policies (continued)

Foreign Currency Translation and Re-measurement: The Company's functional currency is Danish Krone and reporting currency is the U.S. dollar. All transactions initiated in Danish Krone are translated into U.S. dollars in accordance with ASC 830-30, "Translation of Financial Statements," as follows:

i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date.

ii)	Equity at historical rates.

iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments. The Company had one critical accounting estimate and that was the determination of the method of deferral of revenue for monthly software license subscriptions entered into in December of each accounting year.

Cash and Cash Equivalents: Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Accounts Receivable: The Company's accounts receivable consists of trade receivables from customers and amounts in transit from credit card processing companies. The Company evaluates the collectability of its trade accounts receivable on an on-going basis and write off the amount when it is considered to be uncollectible. The Company determined that no allowance was necessary as of March 31, 2016 and December 31, 2015.

Fair Value of Financial Instruments: The Company’s financial instruments consist of cash, receivables, payables, and due to related party. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates

Concentrations of Credit Risk: In the three months ended March 31, 2016 and the fiscal year ended December 31, 2015 essentially 100% of the Company’s accounts receivable are in-transit payments due from 1 credit card processing company.

Certain of the Company’s bank accounts are held in banks domiciled in Denmark.  Those accounts have deposit insurance through an agency in Denmark akin to that of the FDIC in the United States.  As of March 31, 2016, the Company’s bank accounts in Denmark were guaranteed by the Guarantee Fund for Depositors and Investors up to 750,000 Danish Krone (approximately $115,000 at March 31, 2016 exchange rates).

eMedia Group Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2016

Note 2 – Summary of Significant Accounting Policies (continued)

Revenue Recognition: The Company recognizes revenue from the sale of products and services in accordance with ASC 605,"Revenue Recognition."

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

Share-based Expenses: ASC 718 "Compensation – Stock Compensation" prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

There were no share-based expenses for the period ended March 31, 2016.

Deferred Income Taxes and Valuation Allowance: The Company accounts for income taxes under ASC 740 "Income Taxes."  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Net Loss Per Share of Common Stock: The Company has adopted ASC Topic 260, "Earnings per Share," ("EPS") which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

The EPS presentation included within the statement of operations and comprehensive income (loss) reflects the recapitalization more fully described in footnote 1 as if it happened at the inception of the Company.

eMedia Group Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2016

Note 2 – Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements:

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016–02”) which replaces the existing guidance in ASC 840, Leases. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations.  The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires retrospective application. The Company will adopt ASU 2016-02 in fiscal 2019 and is currently evaluating the impact to its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance will change how companies account for certain aspects of share-based payments to employees. Under existing accounting guidance, tax benefits and certain tax deficiencies arising from the vesting of share-based payments are recorded in additional paid-in-capital. The new guidance will require such benefits or deficiencies to be recognized as income tax benefits or expenses in the statement of operations.  Companies are required to apply the new guidance prospectively. The new standard is effective for fiscal years beginning after December 15, 2016, and the Company is currently evaluating the impact that ASU 2016-09 will have on its consolidated financial statements.

Note 3 - Equity

Authorized Stock

The Company has 300,000,000 common shares authorized with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Shares

During the three months ended March 31, 2016 the Company raised $150,000 in gross proceeds through its initial public offering and issued a total of 20,000,000 shares of its common stock to subscribers. Associated with the IPO, the Company paid expenses of $20,950 during 2015 and an additional $37,552 of expenses were paid for in the first quarter of 2016.  These expenses have been netted against additional paid-in capital.  The Company expects to pay the final $12,500 in expenses in the second quarter of 2016 and that will complete the transactions associated with the IPO.

In February 2016, the Company’s Board of Directors approved a 40:1 forward split which was effected on March 4, 2016.   All share and per share amounts herein reflect the impact of the split retroactively.

As of March 31, 2016 and December 31, 2015, there were 80,000,000 and 60,000,000 shares of common stock issued and outstanding.

eMedia Group Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2016

Note 4 – Related Party Transactions

During the period ended March 31, 2016, one of the Company’s shareholders made unsecured, non-interest bearing due on demand advances to the Company totaling $44,494 and repaid previous advances totaling $30,000. As at March 31, 2016, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $38,819 (December 31, 2015 – $24,325).

During the three months ended March 31, 2016, the Company’s wholly owned subsidiary did not make any repayment on the loan to one of its shareholders. At March 31, 2016 and December 31, 2015, the Company was obligated to one of its shareholders in the form of an unsecured, non-interest bearing demand loan with a balance of $792 (DKK 5,199) and $760 (DKK 5,199), respectively.

Note 5 – Commitments and Contingencies

On November 1, 2012, the Company entered into an office lease agreement with Jansen Properties. Annual rent is approximately $5,000 (Danish Krone 30,000) plus real estate taxes, common area maintenance and other pass through items. Pursuant to the agreement, the lease can be terminated in writing by one of parties with three months' notice for vacating the last one month.  Total rent expense incurred was approximately $3,355 and $1,610 in 2015 and 2014, respectively.

The Company has no other commitments or contingencies as of March 31, 2016 and December 31, 2015.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Description of Business

The Company

eMedia Group, Inc. (“EMEDIA.” or the “Company”) was originally organized as a corporation in the State of Nevada on October 9, 2015, and on October 10, 2015, acquired all of the issued and outstanding shares of eTarg Media ApS, a Danish private limited liability company, which is in the business of selling its customers subscriptions for its software suite, AccuRanker (“AccuRanker”), which allows customers to track their search engine rankings.  The Company issued a total of One Million Five Hundred Thousand (1,500,000) shares of its common stock to the two (2) owners of eTarg Media ApS, in exchange for all of the shares of eTarg Media ApS. Both of the owners of eTarg Media ApS are the officers and directors of eMedia Group Inc.

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

Plan of Operations

Results of Operations

For the Three Months Ended March 31, 2016 and 2015:

Revenues

During the first quarter ended March 31, 2016, we were able to expand sales of our Accuranker subscriptions, while also retaining key consulting clients.  Our revenues grew to $91,489 during this period, compared to $42,068 from the same period from the prior year, an increase of 217%.  We expect to continue working towards growing sales (see discussion below in General and Administrative Expenses), especially of our Accuranker subscriptions and have invested significant resources.

Direct Costs

Our direct costs consist of our costs to maintain our ability to deliver Accuranker results to our subscription customers.  Those costs currently are primarily fixed hosting costs and do not as of yet significantly vary with the addition of new customers.  During the first quarter of 2016, our direct costs increased by $1,674 to $3,692, compared to direct costs of $2,018 during the same period from the prior year.  In the future, as we grow, we may contract with suppliers on a more variable basis and expect these costs to grow as we acquire more customers in the future.

General and Administrative Expenses

Our G&A costs increased substantially during the first quarter of 2016 compared to the first quarter of 2015. Our expenses increased by $50,016 to $57,373 compared to only $7,357 from the first quarter of the prior year, which represents an increase of approximately 780%.  The primary drivers of these increases were (1) increased professional fees and (2) we invested substantial funds in marketing our Accuranker subscription software.  As we moved towards becoming a public company in late 2015, our costs to retain legal and accounting/auditor professionals increased substantially in the first quarter of 2016 over the first quarter of 2015 levels.  We expect these costs to increase in future periods as we continue to grow our business, we may engage in merger and acquisition activity and continue to be a public company.  In addition to increased professional fees, we made the decision in 2015 to invest substantial amounts with firms that market Search Engine Optimization (“SEO”) platforms and have begun sponsoring SEO events in Europe.  We believe that in order to grow our business going forward, we will need to continue to invest in marketing and advertising of our Accuranker platform.  Because of this, we expect going forward to continue to invest heavily in marketing and advertising.

Salaries and Wages

Our salaries and wages for three months ended March 31, 2016 increased substantially over those for the three months ended March 31, 2015, to $51,515 from $27,706, respectively. In the first quarter of 2016, we hired a director of Sales and in the second quarter hired a bookkeeper. We expect going forward for our salary and wage costs to increase further as we expect to hire as needed as we grow our business.

Liquidity and Capital Resources

As of March 31, 2016, the Company had cash and cash equivalents of $170,568 and working capital of $78,034.

For the three months ended March 31, 2016, we used $18,070 of cash for operations primarily as a result of a net loss from operations of $21,317, an increase in accounts receivable of $6,515, a decrease in deferred tax assets of $4,980, a decrease of $2,840 in accounts payable and accrued liabilities, and an increase of $17,616 in unearned revenue.  Also contributing to cash used for operations was an increase in prepaid expenses and deposits.

Net cash provided by financing activities of $126,942 during the three months ended March 31, 2016 was primarily due to advances from a shareholder of $44,494, shareholder loan repayments of $30,000, and proceeds of the sale of common shares, net of offering costs, of $112,448.

The Company received gross proceeds of $150,000 through its initial public offering (“IPO”) ($112,448 after offering costs) in exchange for the issuance of 20,000,000 shares of its common stock in the first quarter of 2016 which is further described in Note 3 of the accompanying condensed consolidated financial statements. Associated with the IPO, the Company paid expenses of $20,950 during 2015 and an additional $37,552 of expenses were paid for in the first quarter of 2016.  The funds raised are being used for working capital purposes and to continue our sales efforts towards growing sales (see discussion above in General and Administrative Expenses), especially of our Accuranker subscriptions.

We believe that we have sufficient funds available to pay our monthly expenses for the next twelve (12) months; however, we cannot provide any assurance that we will not incur additional expenses that will require us to raise additional funds from equity or secure loans. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds then it would be likely that any investment made into the Company would be lost in its entirety.

Off-balance sheet arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission (‘SEC”).

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Securities Act of 1934 and we are not required to provide the information under this item.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties

Item 1A. Risk Factors.

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Securities Act of 1934 and we are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the quarter ended March 31, 2016.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description
3.1
Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1 filed with the SEC on November 16, 2015 file number 333-208049.

3.2	Bylaws of Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1 filed with the SEC on November 16, 2015, file number 333-208049.

10.1
Share Exchange Agreement dated October 10, 2015, by and among the Registrant, Henrik Schaumann Jorgensen and Christian Hedegaard Pedersen (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-208049) filed with the SEC on November 16, 2015).

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*
*     Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eMedia Group, Inc.
(the "Registratnt")

/s/Henrik Schaumann Jorgensen	/s/ Christian Hedegaard Pedersen
Name: Henrik Schaumann Jorgensen	Name: Christian Hedegaard Pedersen
Title: Chairman, President and Chief Executive Officer	Title: Chief Operating Officer (Principal Financial and Accounting Officer)

Date: June 13, 2016	Date: June 13, 2016