Form 10-K/A
period 2015-12-31
eMedia Group Inc.
filed 2016-08-19
CIK 1658433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment no. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and III: Portions of Registrant’s S-1 effective as of February 8, 2016.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) of eMedia Group, Inc. for the fiscal year ended December 31, 2015 is being submitted solely to file Exhibits 101 to the Form 10-K in accordance with Rule 405 of Regulation S–T.

This Amendment speaks as of the filing date of the Form 10-K (the "Filing Date"), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the Form 10-K filed as of May 12, 2016.

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

PART IV

Item 15.  Exhibits, Financial Statements, Schedules

(a) Financial Statements and Schedules.

The following documents have been filed as a part of this annual report on Form 10-K/A.  The financial statements and schedules required to be filed hereunder are set forth at the end of this Annual Report on Form 10-K beginning on page F-1, and are accompanied by a Financial Statements Index.

Exhibits.

The Exhibit Index attached behind the signature page is incorporated herein by reference.

FINANCIAL STATEMENTS INDEX

SIGNATURES

EMEDIA GROUP INC.
(Name of Registrant as Specified in Charter)
Has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 18, 2016	By:	/s/ Henrik Schaumann Jorgensen
Name:Henrik Schaumann Jorgensen
Title: Chief Exeutive Officer, Director

EXHIBIT INDEX

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2	32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

3	EX-101.CAL	XBRL Calculation File

4	EX-101.DEF	XBRL Definition File

5	EX-101.INS	XBRL Instance File

6	EX-101.LAB	XBRL Label File

7	EX-101.PRE	XBRL Presentation File

8	EX-101.SCH	XBRL Schema File