Form 10-Q/A
period 2016-03-31
eMedia Group Inc.
filed 2016-08-19
CIK 1658433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) of eMedia Group, Inc. for the three months ended March 31, 2016 is being submitted solely to file Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T.

This Amendment speaks as of the filing date of the Form 10-Q (the "Filing Date"), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q filed as of June 13, 2016.

Item 6. Exhibits.

Exhibit No.	Description
3.1
Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1 filed with the SEC on November 16, 2015 file number 333-208049.**

3.2	Bylaws of Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1 filed with the SEC on November 16, 2015, file number 333-208049.**

10.1
Share Exchange Agreement dated October 10, 2015, by and among the Registrant, Henrik Schaumann Jorgensen and Christian Hedegaard Pedersen (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-208049) filed with the SEC on November 16, 2015).**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

EX-101.CAL	XBRL Calculation File*

EX-101.DEF	XBRL Definition File*

EX-101.INS	XBRL Instance File*

EX-101.LAB	XBRL Label File*

EX-101.PRE	XBRL Presentation File*

EX-101.SCH	XBRL Schema File*
*     Filed herewith
**  Previoulsy Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eMedia Group, Inc.
(the "Registratnt")

/s/Henrik Schaumann Jorgensen	/s/ Christian Hedegaard Pedersen
Name: Henrik Schaumann Jorgensen	Name: Christian Hedegaard Pedersen
Title: Chairman, President and Chief Executive Officer	Title: Chief Operating Officer (Principal Financial and Accounting Officer)

Date: August 18, 2016	Date: August 18, 2016