Form 10-Q
period 2016-06-30
eMedia Group Inc.
filed 2016-08-22
CIK 1658433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from

333-208049
Commission File Number

eMedia Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	47-5567250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Aaboulevarden 3, 3
8000 Aarhus C Denmark
(Address of principal executive offices)

+45 71 99 26 00 (Registrant’s telephone number, including area code)

Langdyssen 5
8200 Aarhus N Denmark
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

As of August 19,  2016, eMedia Group, Inc. had 80,000,000 shares of common stock issued and outstanding.

Table of Contents

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
		5
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
		9
Item 4.	Controls and Procedures
		9
	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Mine Safety Disclosures	10

Item 5.	Other Information	10

Item 6.	Exhibits	11

	SIGNATURES	11

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Page
Unaudited Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015	F-1
Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015	F-2
Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015	F-3
Notes to the Unaudited Consolidated Financial Statements	F-4 to F-10

eMedia Group Inc.
Condensed Consolidated Balance Sheets

	June 30, 2016 (Unaudited)	December 31, 2015*

ASSETS
Current Assets
Cash and cash equivalents	$146,493	$59,108
Accounts receivable	69,278	8,904
Prepaid expenses and deposits	9,517	2,084
Total Current Assets	225,288	70,096
Deferred tax assets	10,590	9,336
Deferred offering costs	-	20,500
TOTAL ASSETS	235,878	99,932

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$39,691	$28,097
Due to related party	835	25,085
Unearned revenue	127,033	26,139
TOTAL LIABILITIES	167,559	79,321

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 300,000,000 authorized, 80,000,000 and 60,000,000 shares issued and outstanding as of June 30, 2016 and December 2015, respectively	80,000	60,000
Additional paid-in capital	59,418	-
Accumulated Deficit	(61,307)	(28,965)
Accumulated other comprehensive loss	(9,792)	(10,424)
TOTAL STOCKHOLDERS' EQUITY	68,319	20,611
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$235,878	$99,932

*Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

eMedia Group Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
				(As restated)
REVENUES	119,458	58,073	210,947	100,141

OPERATING EXPENSES
Direct costs	12,109	2,227	15,801	4,245
General and administrative expenses	53,798	30,512	111,171	37,869
Salary and wages	62,087	27,812	113,602	55,518
Total Operating Expenses	127,994	60,551	240,574	97,632

(Loss) Income from Operations	(8,536)	(2,478)	(29,627)	2,509

Other Income (Expense)
Interest (expense)	(2,489)	-	(2,715)	-
Total Other income (expense)	(2,489)		(2,715)	-

INCOME (LOSS) BEFORE INCOME TAXES	(11,025)	(2,478)	(32,342)	2,509
Income tax benefit (expense)	-	-	-	-

NET INCOME (LOSS)	(11,025)	(2,478)	(32,342)	2,509

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net income (loss)	(11,025)	(2,478)	(32,342)	2,509
Other Comprehensive loss
Foreign currency translation adjustments	(694)	1,157	632	(4,397)
TOTAL COMPREHENSIVE INCOME (LOSS)	(11,719)	(1,321)	(31,710)	(1,888)

Basic and Diluted Income per Common Share	(0.00)	(0.00)	(0.00)	(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	80,000,000	60,000,000	75,714,286	60,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

eMedia Group Inc.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2016	2015
		(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(32,342)	$2,509
Adjustments to reconcile net income (loss) to net cash from operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(60,374)	(1,194)
Prepaid expenses and deposits	(7,433)	(19)
Deferred tax assets	(1,254)	3,608
Accounts payable and accrued liabilities	11,594	(4,366)
Unearned revenue	100,894	8,176
Net cash provided by operating activities	11,085	8,714

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder loan repayments	(77,255)	-
Advances from shareholder loan	52,930
Proceeds from sale of common shares, net of offering costs	99,918	-
Net cash provided by financing activities	75,593	-

Effects on changes in foreign exchange rate	707	(4,397)

Net (decrease) increase in cash and cash equivalents	87,385	4,317
Cash and cash equivalents - beginning of period	59,108	65,862
Cash and cash equivalents - end of period	$146,493	$70,179

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

eMedia Group Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2016

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

The Company's fiscal year end is December 31.  Essentially all the operations of the Company other than professional fees associated with its securities filings are conducted from the Company’s wholly owned subsidiary in Aarhus, Denmark.

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with the condensing rules for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on May 12, 2016.

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
June 30, 2016

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

Accounts Receivable: The Company's accounts receivable consists of trade receivables from customers and amounts in transit from credit card processing companies. The Company evaluates the collectability of its trade accounts receivable on an on-going basis and write off the amount when it is considered to be uncollectible. The Company determined that no allowance was necessary as of June 30, 2016 and December 31, 2015.

Fair Value of Financial Instruments: The Company’s financial instruments consist of cash, receivables, payables, and due to related party. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates

Concentrations of Credit Risk: In the six months ended June 30, 2016 and the fiscal year ended December 31, 2015 essentially 100% of the Company’s accounts receivable are in-transit payments due from 1 credit card processing company.

Certain of the Company’s bank accounts are held in banks domiciled in Denmark.  Those accounts have deposit insurance through an agency in Denmark akin to that of the FDIC in the United States.  As of June, 2016, the Company’s bank accounts in Denmark were guaranteed by the Guarantee Fund for Depositors and Investors up to 750,000 Danish Krone (approximately $111,600 at June 30, 2016 exchange rates).

eMedia Group Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2016

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

There were no share-based expenses for the period ended June 30, 2016.

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
June 30, 2016

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

Note 3 – Restatement

During the preparation of comparative 2015 financial data for the second quarter ended June 30, 2016, the Company’s management became aware of certain errors in the prior reported data for the six months ended June 30, 2015 included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 16, 2015.

As a result of this review we are amending the unaudited comparative financial data for the six months as ended June 30, 2015 contained in the Condensed Consolidated Statements of Operations and Comprehensive Income and   the Condensed Consolidated Statements of Cash Flows contained herein.

The results of the restatement are provided below:

Condensed Consolidated Balance Sheets:	June 30, 2015 (Original) (Unaudited)	Adjustments (Unaudited)	June 30, 2015 (Restated) (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$139,731	(69,552)	$70,179
Accounts receivable	12,679	(5,680)	6,999
Prepaid expenses and deposits	4,818	(684)	4,134
Total Current Assets	157,228	(75,916)	81,312

TOTAL ASSETS	157,228	(75,916)	$81,312

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$49,334	(34,209)	$15,125
Due to related party	1,207	(372)	835
Unearned revenue	8,936	9,053	17,989
Deferred tax	-	3,608	3,608
TOTAL LIABILITIES	59,477	(21,920)	37,557

STOCKHOLDERS' EQUITY
Common stock	28,352	-	28,352
Retained earnings	77,283	(53,844)	23,439
Accumulated other comprehensive loss	(7,884	(152)	(8,036)
TOTAL STOCKHOLDERS' EQUITY	97,751	(53,996)	43,755
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	157,228	(75,916)	81,312

eMedia Group Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2016

Note 3 – Restatement (continued)

Condensed Consolidated Statements of Operations and Comprehensive Income	Six Months ended June 30, 2015 (Unaudited)
	(Original)	Adjustments	(Restated)
REVENUES	$109,286	(9,145)	$100,141

OPERATING EXPENSES
Direct costs	1,993	2,252	4,245
General and administrative expenses	7,563	30,306	37,869
Salary and wages	27,385	28,133	55,518
Total Operating Expenses	36,941	60,691	97,632

(Loss) Income from Operations	72,345	(69,836)	2,509

Other Income (Expense)
Interest (expense)	(572)	572	-
Unrealized gain	1,413	(1,413)	-
Total Other income (expense)	841	(841)	-

INCOME (LOSS) BEFORE INCOME TAXES	73,186	(70,677)	2,509
Income tax benefit (expense)	(16,833)	16,833	-

NET INCOME (LOSS)	$56,353	(53,844)	$2,509

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$56,353	(53,844)	$2,509
Other Comprehensive loss
Foreign currency translation adjustments	(4,245)	(152)	(4,397)
TOTAL COMPREHENSIVE INCOME (LOSS)	$52,108	(53,996)	$(1,888)

Basic and Diluted Income per Common Share	$0.00		$0.00
Basic and Diluted Weighted Average Common Shares Outstanding	60,000,000		60,000,000

eMedia Group Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2016

Note 3 – Restatement (continued)

Condensed Consolidated Statements of Cash Flows	Six Months Ended
	June 30, 2015 (Unaudited)
	(Original)	Adjustments	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$56,353	(53,844)	$2,509
Adjustments to reconcile net income (loss) to net cash from operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(6,874)	5,680	(1,194)
Prepaid expenses and deposits	(703)	684	(19)
Deferred tax assets	-	3,608	3,608
Accounts payable and accrued liabilities	30,333	(34,699)	(4,366)
Unearned revenue	(877)	9,053	8,176
Net cash provided by operating activities	78,232	(69,518)	8,714

Effects on changes in foreign exchange rate	(4,363)	(34)	(4,397)

Net (decrease) increase in cash and cash equivalents	73,869	(69,552)	4,317
Cash and cash equivalents - beginning of period	65,862	-	65,862
Cash and cash equivalents - end of period	$139,731	(69,552)	$70,179

Note 4 - Equity

Authorized Stock

The Company has 300,000,000 common shares authorized with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Shares

During the six months ended June 30, 2016 the Company raised $150,000 in gross proceeds through its initial public offering and issued a total of 20,000,000 shares of its common stock to subscribers. Associated with the IPO, the Company paid expenses of $20,950 during 2015 and an additional $50,083 of expenses were paid for in the period ended June 30, 2016.

In February 2016, the Company’s Board of Directors approved a 40:1 forward split which was effected on March 4, 2016.   All share and per share amounts herein reflect the impact of the split retroactively.

As of June 30, 2016 and December 31, 2015, there were 80,000,000 and 60,000,000 shares of common stock issued and outstanding.

eMedia Group Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2016

Note 5 – Related Party Transactions

During the period ended June 30, 2016, one of the Company’s shareholders made unsecured, non-interest bearing due on demand advances to the Company totaling $52,930 and repaid amounts totaling $77,255, including the settlement of advances made in prior periods. As at June 30, 2016 amounts owing to shareholders were retired in full. (December 31, 2015 – $24,325).

During the six months ended June 30, 2016, the Company’s wholly owned subsidiary did not make any repayments to reduce a loan from one of its shareholders. At June 30, 2016 and December 31, 2015, the Company was obligated to this shareholder in the form of an unsecured, non-interest bearing demand loan with a balance of $816 (DKK 5,616) and $760 (DKK 5,199), respectively.

Note 6 – Commitments and Contingencies

On November 1, 2012, the Company entered into an office lease agreement with Jansen Properties. Annual rent is approximately $4,500 (Danish Krone 30,000) plus real estate taxes, common area maintenance and other pass through items. Pursuant to the agreement, the lease can be terminated in writing by one of parties with three months' notice for vacating the last one month.  Total rent expense incurred was approximately $10,700 and $5,000 during the six month periods ended June 30, 2016 and 2015, respectively.

The Company has no other commitments or contingencies as of June 30, 2016 and December 31, 2015.

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

Description of Business

The Company

eMedia Group, Inc. (“EMEDIA” or the “Company”) was organized as a corporation in the State of Nevada on October 9, 2015, and on October 10, 2015, acquired all of the issued and outstanding shares of eTarg Media ApS, a Danish private limited liability company, which is in the business of selling its customers subscriptions for its software suite, AccuRanker (“AccuRanker”), which allows customers to track their search engine rankings.  The Company issued a total of sixty million (60,000,000) shares of its common stock to the two (2) owners of eTarg Media ApS, in exchange for all of the shares of eTarg Media ApS. Both of the owners of eTarg Media ApS are the officers and directors of eMedia Group Inc.

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

During the preparation of comparative 2015 financial data for the second quarter ended June 30, 2016, the Company’s management became aware of certain errors in the prior reported data for the six months ended June 30, 2015  included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 16, 2015.

As a result of this review we amended the unaudited comparative financial data for the six months as ended June 30, 2015 contained in the Condensed Consolidated Statements of Operations and Comprehensive Income and the Condensed Consolidated Statements of Cash Flows contained herein.  Reference Note 3 to the financial statemetns contained herein.

Results of Operations

For the Three Months Ended June 30, 2016 and 2015:

Revenues

During the quarter ended June 30, 2016, we were able to expand sales of our Accuranker subscriptions, while also retaining key consulting clients.  Our revenues grew to $119,458 during this period, compared to $58,073 from the same period from the prior year, an increase of 205%.  We expect to continue working towards growing sales (see discussion below in General and Administrative Expenses), especially of our Accuranker subscriptions and have invested significant resources.

Direct Costs

Our direct costs consist of our costs to maintain our ability to deliver Accuranker results to our subscription customers.  These costs consist primarly of fixed hosting costs per customer and will vary with the addition of new customers.  During the quarter ended June 30, 2016, our direct costs increased by $9,882 to $12,109, compared to direct costs of $2,227 during the same period from the prior year.  In the future, as we grow, we may contract with suppliers on a more variable basis and expect these costs to grow as we acquire more customers in the future.

General and Administrative Expenses

Our G&A costs increased substantially during the quarter ended June 30, 2016 compared to the quarter ended first quarter of 2015. Our general and administrative expenses increased by $23,286 to $53,798 compared to only $30,512 from the quarter ended June 30, 2015, reflecting a 176% increase period over period.  The primary drivers of these increases were (1) increased professional fees and (2) we invested substantial funds in marketing our Accuranker subscription software.  As we moved towards becoming a public company in late 2015, our costs to retain legal and accounting/auditor professionals increased substantially in the first quarter of 2016 over the first quarter of 2015 levels.  We expect these costs to increase in future periods as we continue to grow our business, we may engage in merger and acquisition activity and continue to be a public company.  In addition to increased professional fees, we made the decision in 2015 to invest substantial amounts with firms that market Search Engine Optimization (“SEO”) platforms and have begun sponsoring SEO events in Europe.  We believe that in order to grow our business going forward, we will need to continue to invest in marketing and advertising of our Accuranker platform.  Because of this, we expect going forward to continue to invest heavily in marketing and advertising.

Salaries and Wages

Our salaries and wages for three months ended June 30, 2016 increased substantially over those for the three months ended June 30, 2015, to $62,087 from $27,812, respectively. In the first quarter of 2016, we hired a director of Sales and in the second quarter hired a bookkeeper. We expect going forward for our salary and wage costs to increase further as we expect to hire as needed as we grow our business.

For the Six Months Ended June 30, 2016 and 2015:

Revenues

During the six months ended June 30, 2016, we were able to expand sales of our Accuranker subscriptions, while also retaining key consulting clients.  Our revenues grew to $210,947 during this period, compared to $100,141 from the same period from the prior year, an increase of more than 100% period over period.  We expect to continue working towards growing sales (see discussion below in General and Administrative Expenses), especially of our Accuranker subscriptions and have invested significant resources.

Direct Costs

Our direct costs consist of our costs to maintain our ability to deliver Accuranker results to our subscription customers. These costs consist primarly of fixed hosting costs per customer and will vary with the addition of new customers.   During the six months ended June 30, 2016, our direct costs increased by $11,556 to $15,801, compared to direct costs of $4,245 during the same period from the prior year.  In the future, as we grow, we may contract with suppliers on a more variable basis and expect these costs to grow as we acquire more customers in the future.

General and Administrative Expenses

Our G&A costs increased substantially during the six months ended June 30 2016 compared to the first six months of 2015. Our expenses increased by $73,302 to $111,171 compared to only $37,869 from the first six months of the prior year, which represents an increase of almost 200% period over period.  The primary drivers of these increases were (1) increased professional fees and (2) we invested substantial funds in marketing our Accuranker subscription software.  As we moved towards becoming a public company in late 2015, our costs to retain legal and accounting/auditor professionals increased substantially in the first quarter of 2016 over the first quarter of 2015 levels.  We expect these costs to increase in future periods as we continue to grow our business, we may engage in merger and acquisition activity and continue to be a public company.  In addition to increased professional fees, we made the decision in 2015 to invest substantial amounts with firms that market Search Engine Optimization (“SEO”) platforms and have begun sponsoring SEO events in Europe.  We believe that in order to grow our business going forward, we will need to continue to invest in marketing and advertising of our Accuranker platform.  Because of this, we expect going forward to continue to invest heavily in marketing and advertising.

Salaries and Wages

Our salaries and wages for six months ended June 30, 2016 increased substantially over those for the six months ended June 30, 2015, to $113,602 from $55,518, respectively. In the first quarter of 2016, we hired a director of Sales and in the second quarter hired a bookkeeper. We expect going forward for our salary and wage costs to increase further as we expect to hire as needed as we grow our business.

Liquidity and Capital Resources

As of June 30, 2016, the Company had cash and cash equivalents of $146,493 and working capital of $57,729.

For the six months ended June 30, 2016, we had net cash provided by operations of $11,085 primarily as a result of a net loss from operations of $32,342, an increase in accounts receivable of $60,374, a decrease in deferred tax assets of $1,254, an increase of $11,594 in accounts payable and accrued liabilities, and an increase of $100,894 in unearned revenue.  Also contributing to cash used for operations was an increase in prepaid expenses and deposits.

Net cash provided by financing activities of $75,593 during the six months ended June 30, 2016 was primarily due to advances from a shareholder of $52,930, shareholder loan repayments of $77,255, and proceeds of the sale of common shares, net of offering costs, of $99,918.

The Company received gross proceeds of $150,000 through its initial public offering (“IPO”) ($99,918 after offering costs) in exchange for the issuance of 20,000,000 shares of its common stock in the first quarter of 2016 which is further described in Note 4 of the accompanying condensed consolidated financial statements. Associated with the IPO, the Company paid expenses of $20,950 during 2015 and an additional $50,083 of expenses were paid for in the period ended June 30, 2016.  The funds raised are being used for working capital purposes and to continue our sales efforts towards growing sales (see discussion above in General and Administrative Expenses), especially of our Accuranker subscriptions.

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

CURRENT AND PROJECTED REVENUE

AccuRanker's projected revenue is approximately USD$1,017,000 for the fiscal year ending December 31, 2016.

These projections are based on the following:

-	Management’s review of its operations for the first seven months of 2016.
-
Due to the fact that the Company’s business is subscription based, current customers will continue to provide the Company with repeat income for August through December of 2016, with anticipated 5% growth per month during that period; this presumes that for the remainder of 2016 AccuRanker will continue to generate monthly revenue at the rate of $52,000, which is the Company’s revenue for July 2016, rather than an average of revenue for any period of time and cannot with any certainty be guaranteed as sustainable;

-	Current customers will increase their spending due to enhanced features that will be available during the year 2016;
-
AccuRanker has released a new product called AccuAPI in July 2016 that the Company believes has not been released in the market by any other competitor and could result in competitors purchasing data from the Company instead of spending time and money on other sources;

-
As a result of releasing AccuAPI, the Company has secured one new customer for this product and expects to add another new customer in the third or fourth quarter of 2016; this presumes that the current customer and the prospective customer remain customers through the end of 2016.

-	The Company has commenced a new marketing campaign for AccuRanker and expects to gain additional clients including expanding the number of its U.S.-based clients.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the quarter ended June 30, 2016.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description
3.1
Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1 filed with the SEC on November 16, 2015 file number 333-208049

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

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer*
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*
EX-101.CAL	XBRL Calculation File*
EX-101.DEF	XBRL Definitions File*
EX-101.INS	XBRL Instance File*
EX-101.LAB	XBRL Labels File*
EX-101.PRE	XBRL Presentation File*
EX-101.SCH	XBRL Schema File*
*     Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eMedia Group, Inc.	eMedia Group, Inc.
(the "Registratnt")	(the "Registratnt")

/s/Henrik Schaumann Jorgensen	/s/ Christian Hedegaard Pedersen
Name: Henrik Schaumann Jorgensen	Name: Christian Hedegaard Pedersen
Title: Chairman, President and Chief Executive Officer	Title: Chief Operating Officer (Principal Financial and Accounting Officer)

Date: August 22, 2016	Date: August 19, 2016