Form 10-Q
period 2016-09-30
eMedia Group Inc.
filed 2016-11-15
CIK 1658433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from

333-208049
Commission File Number

eMedia Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	47-5567250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Aaboulevarden 3, 3
8000 Aarhus C Denmark CG7
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

As of October 31,  2016, eMedia Group, Inc. had 80,000,000 shares of common stock issued and outstanding.

Table of Contents

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
		4
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
		8
Item 4.	Controls and Procedures
		8
	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 1A.	Risk Factors	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Mine Safety Disclosures	9

Item 5.	Other Information	9

Item 6.	Exhibits	9

	SIGNATURES	10

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Page
Unaudited Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015	F-1
Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015	F-2
Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015	F-3
Notes to the Unaudited Consolidated Financial Statements	F-4 to F-8

eMedia Group Inc.
Condensed Consolidated Balance Sheets

	September 30, 2016 (Unaudited)	December 31, 2015*

ASSETS
Current Assets
Cash and cash equivalents	$289,400	$59,108
Accounts receivable	11,891	8,904
Prepaid expenses and deposits	9,617	2,084
Total Current Assets	310,908	70,096

Property, plant and equipment, net	20,865	-
Deferred tax assets	10,986	9,336
Deferred offering costs	-	20,500
TOTAL ASSETS	342,759	99,932

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$90,469	$28,097
Due to related party	844	25,085
Unearned revenue	109,289	26,139
TOTAL LIABILITIES	200,602	79,321

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 300,000,000 authorized, 80,000,000 and 60,000,000 shares issued and outstanding as of September 30, 2016 and December 2015, respectively	80,000	60,000
Additional paid-in capital	59,418	-
Retained earnings (Accumulated Deficit)	11,445	(28,965)
Accumulated other comprehensive loss	(8,706)	(10,424)
TOTAL STOCKHOLDERS' EQUITY	142,157	20,611
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$342,759	$99,932

*Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

eMedia Group Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

REVENUES	314,894	90,006	525,841	190,147

OPERATING EXPENSES
Direct costs	68,996	16,859	84,797	21,104
General and administrative expenses	65,104	(1,450)	176,275	36,419
Salary and wages	78,002	(115)	191,604	55,403
Total Operating Expenses	212,102	15,294	452,676	112,926

(Loss) Income from Operations	102,792	74,712	73,165	77,221

Other Income (Expense)
Interest (expense)	2,067	-	(648)	-
Realized loss	-	(1,122)	-	(1,122)
Unrealized gain	-	1,550	-	1,550
Total Other income (expense)	2,067	428	(648)	428

INCOME (LOSS) BEFORE INCOME TAXES	104,859	75,140	72,517	77,649
Income tax benefit (expense)for 9month it is small 73 is	(32,107)	(17,859)	(32,107)	(17,859)

NET INCOME (LOSS)	72,752	57,281	40,410	59,790

STATEMENTS OF COMPREHENSIVE INCOME
Net income (loss)	72,752	57,281	40,410	59,790
Other Comprehensive loss
Foreign currency translation adjustments	1,086	1,369	1,718	(3,028)
TOTAL COMPREHENSIVE INCOME	73,838	58,650	42,128	56,762

Basic and Diluted Income per Common Share	0.00	0.00	0.00	0.00
Basic and Diluted Weighted Average Common Shares Outstanding	80,000,000	60,000,000	77,153,285	60,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

eMedia Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$40,410	$59,790
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	1,275	-
Changes in operating assets and liabilities:
Accounts receivable	(3,416)	(5,539)
Prepaid expenses and deposits	(7,444)	(703)
Deferred tax assets	(1,564)	-
Accounts payable and accrued liabilities	62,628	36,776
Unearned revenue	82,069	(781)
Net cash provided by operating activities	173,958	89,543

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(22,045)	-
Net cash used in investing activities	(22,045)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder loan repayments	(77,255)	(481)
Advances from shareholder loan	52,930
Proceeds from sale of common shares, net of offering costs	99,918	-
Net cash provided by financing activities	75,593	(481)

Effects on changes in foreign exchange rate	2,786	(3,028)

Net (decrease) increase in cash and cash equivalents	230,292	86,034
Cash and cash equivalents - beginning of period	59,108	65,862
Cash and cash equivalents - end of period	$289,400	$151,896

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

eMedia Group Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2016

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

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with the condensing rules for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on May 12, 2016.

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
September 30, 2016

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

Accounts Receivable: The Company's accounts receivable consists of trade receivables from customers and amounts in transit from credit card processing companies. The Company evaluates the collectability of its trade accounts receivable on an on-going basis and write off the amount when it is considered to be uncollectible. The Company determined that no allowance was necessary as of September 30, 2016 and December 31, 2015.

Fair Value of Financial Instruments: The Company’s financial instruments consist of cash, receivables, payables, and due to related party. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates

Concentrations of Credit Risk: In the nine months ended September 30, 2016 and the fiscal year ended December 31, 2015 essentially 100% of the Company’s accounts receivable are in-transit payments due from 1 credit card processing company.

Certain of the Company’s bank accounts are held in banks domiciled in Denmark.  Those accounts have deposit insurance through an agency in Denmark akin to that of the FDIC in the United States.  As of September 30, 2016, the Company’s bank accounts in Denmark were guaranteed by the Guarantee Fund for Depositors and Investors up to 750,000 Danish Krone (approximately $112,900 at September 30, 2016 exchange rates).

eMedia Group Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2016

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

Property and Equipment: Property and equipment are stated at cost less accumulated depreciation and are depreciated using the straight-line method over the assets’ estimated useful lives. Principal useful lives are as follows:

Furniture and fitting	3 years
Leaseholder improvement	5 years

 Normal maintenance and repairs for property and equipment are charged to expense as incurred, while significant improvements that increase the useful life or increase the productive capacity of the asset are capitalized.

Impairment or Disposal of Long-Lived Assets: At each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, management of the Company evaluates the recoverability of such assets. An impairment loss is recognized if the amount of undiscounted cash flows is less than the carrying amount of the asset, in which case the asset is written down to fair value. The fair value of the asset is measured by either quoted market prices or the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. The Company has evaluated the carrying values of its assets as of September 30, 2016 and has determined that no impairment is required.

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

There were no share-based expenses for the period ended September 30, 2016.

eMedia Group Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2016

Note 2 – Summary of Significant Accounting Policies (continued)

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

New Accounting Pronouncements:

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2020, with early application permitted. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The standard will be effective for the Company beginning January 1, 2018, with early application permitted. The standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable.

Note 3 – Property, Pland and Equipment

Fixed assets consist of the following:

	September 30, 2016	December 31, 2015

Leaseholder improvement	11,294	-
Furniture and fitting	10,851	-
	22,145	-
Less accumulated depreciation	(1,281)	-
	$20,864	$-

For the nine months ended September 30, 2016 depreciation expense was $1,281.

Note 4 - Equity

Authorized Stock

The Company has 300,000,000 common shares authorized with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

eMedia Group Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2016
Note 4 – Equity (continued)

Common Shares

During the six months ended June 30, 2016 the Company raised $150,000 in gross proceeds through its initial public offering and issued a total of 20,000,000 shares of its common stock to subscribers. Associated with the IPO, the Company paid expenses of $20,950 during 2015 and an additional $50,083 of expenses were paid for in the period ended September 30, 2016.

In February 2016, the Company’s Board of Directors approved a 40:1 forward split which was effected on March 4, 2016.   All share and per share amounts herein reflect the impact of the split retroactively.

As of September 30, 2016 and December 31, 2015, there were 80,000,000 and 60,000,000 shares of common stock issued and outstanding.

Note 5 – Related Party Transactions

During the period ended September 30, 2016, one of the Company’s shareholders made unsecured, non-interest bearing due on demand advances to the Company totaling $52,930 and repaid amounts totaling $77,255, including the settlement of advances made in prior periods. As at September 30, 2016 amounts owing to shareholders were retired in full. (December 31, 2015 – $24,325).

During the nine months ended September 30, 2016, the Company’s wholly owned subsidiary did not make any repayments to reduce a loan from one of its shareholders. At September 30, 2016 and December 31, 2015, the Company was obligated to this shareholder in the form of an unsecured, non-interest bearing demand loan with a balance of $816 (DKK 5,616) and $760 (DKK 5,199), respectively.

Note 6 – Commitments and Contingencies

On November 1, 2012, the Company entered into an office lease agreement with Jansen Properties. Annual rent is approximately $4,520 (Danish Krone 30,000) plus real estate taxes, common area maintenance and other pass through items. Pursuant to the agreement, the lease can be terminated in writing by one of parties with three months' notice for vacating the last one month.  Total rent expense incurred was approximately $10,800 and $5,000 during the nine month periods ended September 30, 2016 and 2015, respectively.

The Company has no other commitments or contingencies as of September 30, 2016 and December 31, 2015.

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

Our AccuRanker service covers a spectrum of activities, including performing search engine optimization, managing paid listings at the search engines, submitting sites to directories, and developing online marketing strategies for businesses, organizations, and individuals.  AccuRanker's target market is search engine optimization and marketing professionals and companies with a specific budget for internet marketing. AccuRanker has customers throughout the world but currently markets its services only in Denmark and the United Kingdom. In 2017, the Company expects to commence marketing its AccuRanker services in the United States.

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

Results of Operations

For the Three Months Ended September 30, 2016 and 2015:

Revenues

During the quarter ended September 30, 2016, we were able to expand sales of our Accuranker subscriptions, while also retaining key consulting clients.  Our revenues grew to $314,894 during this period, compared to $90,006 from the same period from the prior year, an increase of approximately 250%.  We expect to continue working towards growing sales (see discussion below in General and Administrative Expenses), especially of our Accuranker subscriptions and have invested significant resources.

Direct Costs

Our direct costs consist of our costs to maintain our ability to deliver Accuranker results to our subscription customers.  These costs consist primarily of fixed hosting costs per customer and will vary with the addition of new customers.  During the quarter ended September 30, 2016, our direct costs increased by $52,137 to $68,996, compared to direct costs of $16,859 during the same period from the prior year.  In the future, as we grow, we may contract with suppliers on a more variable basis and expect these costs to grow as we acquire more customers in the future.

General and Administrative Expenses

Our G&A costs increased substantially during the quarter ended September 30, 2016 compared to the quarter ended first quarter of 2015. Our general and administrative expenses increased by $66,554 to $65,104 compared to only $(1,450) from the quarter ended September 30, 2015.  The primary drivers of these increases were (1) increased professional fees and (2) we invested substantial funds in marketing our Accuranker subscription software.  As we moved towards becoming a public company in late 2015, our costs to retain legal and accounting/auditor professionals increased substantially in the first quarter of 2016 over the first quarter of 2015 levels.  We expect these costs to continue to increase in future periods as we continue to grow our business, we may engage in merger and acquisition activity and continue to be a public company.  In addition to increased professional fees, we made the decision in 2015 to invest substantial amounts with firms that market Search Engine Optimization (“SEO”) platforms and have begun sponsoring SEO events in Europe.  We believe that in order to grow our business going forward, we will need to continue to invest in marketing and advertising of our Accuranker platform.  Because of this, we expect going forward to continue to invest heavily in marketing and advertising.

Salaries and Wages

Our salaries and wages for three months ended September 30, 2016 increased substantially over those for the three months ended September 30, 2015, to $78,002 from $(115), respectively. In the first quarter of 2016, we hired a director of Sales and in the second quarter hired a bookkeeper.  In addition, during the third quarter of fiscal 2016 certain staff and management received pay increases which also substantially impacted our period over period costs.  We expect going forward for our salary and wage costs to increase further as we expect to hire as needed as we grow our business.

For the Nine Months Ended September 30, 2016 and 2015:

Revenues

During the nine months ended September 30, 2016, we were able to expand sales of our Accuranker subscriptions, while also retaining key consulting clients.  Our revenues grew to $525,841 during this period, compared to $190,147 from the same period from the prior year, an increase of more than176% period over period.  We expect to continue working towards growing sales (see discussion below in General and Administrative Expenses), especially of our Accuranker subscriptions and have invested significant resources.

Direct Costs

Our direct costs consist of our costs to maintain our ability to deliver Accuranker results to our subscription customers. These costs consist primarily of fixed hosting costs per customer and will vary with the addition of new customers.   During the nine months ended September 30, 2016, our direct costs increased by $63,693 to $84,797, compared to direct costs of $21,104 during the same period from the prior year.  In the future, as we grow, we may contract with suppliers on a more variable basis and expect these costs to grow as we acquire more customers in the future.

General and Administrative Expenses

Our G&A costs increased substantially during the nine months ended September 30 2016 compared to the first nine months of 2015. Our expenses increased by $139,856 to $176,275 compared to only $36,419 from the first nine months of the prior year.  The primary drivers of these increases were (1) increased professional fees and (2) we invested substantial funds in marketing our Accuranker subscription software.  As we moved towards becoming a public company in late 2015, our costs to retain legal and accounting/auditor professionals increased substantially in the first quarter of 2016 over the first quarter of 2015 levels.  We expect these costs to continue to increase in future periods as we continue to grow our business, we may engage in merger and acquisition activity and continue to be a public company.  In addition to increased professional fees, we made the decision in 2015 to invest substantial amounts with firms that market Search Engine Optimization (“SEO”) platforms and have begun sponsoring SEO events in Europe.  We believe that in order to grow our business going forward, we will need to continue to invest in marketing and advertising of our Accuranker platform.  Because of this, we expect going forward to continue to invest heavily in marketing and advertising.

Salaries and Wages

Our salaries and wages for the nine months ended September 30, 2016 increased substantially over those for the nine months ended September 30, 2015, to $191,604 from $55,403, respectively. In the first quarter of 2016, we hired a director of Sales and in the second quarter hired a bookkeeper.  In addition, during the third quarter of fiscal 2016 certain staff and management received pay increases which also substantially impacted our period over period costs.  We expect going forward for our salary and wage costs to increase further as we expect to hire as needed as we grow our business.

Liquidity and Capital Resources

As of September 30, 2016, the Company had cash and cash equivalents of $289,400 and working capital of $110,306.

For the nine months ended September 30, 2016, we had net cash provided by operations of $173,958 primarily as a result of net income from operations of $72,517, an increase in accounts receivable of $3,416, an increase in prepaid expenses and deposits of $7,444, a decrease in deferred tax assets of $1,564, an increase of $62,628 in accounts payable and accrued liabilities, and an increase of $82,069 in unearned revenue.

Net cash provided by financing activities of $75,593 during the nine months ended September 30, 2016 was primarily due to advances from a shareholder of $52,930, shareholder loan repayments of $77,255, and proceeds of the sale of common shares, net of offering costs, of $99,918.

The Company received gross proceeds of $150,000 through its initial public offering (“IPO”) ($99,918 after offering costs) in exchange for the issuance of 20,000,000 shares of its common stock in the first quarter of 2016 which is further described in Note 5 of the accompanying condensed consolidated financial statements. Associated with the IPO, the Company paid expenses of $20,950 during 2015 and an additional $50,083 of expenses were paid for in the period ended September 30, 2016.  The funds raised are being used for working capital purposes and to continue our sales efforts towards growing sales (see discussion above in General and Administrative Expenses), especially of our Accuranker subscriptions.

During the most recent quarter ended September 30, 2016 the Company undertook and completed a relocation of its corporate offices, including the completion of certain leasehold improvements and furniture acquisitions totaling $22,045.  There were no similar expenditures during the prior comparative nine month period.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the quarter ended September 30, 2016.

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

eMedia Group, Inc.	eMedia Group, Inc.
(the "Registrant")	(the "Registrant")

/s/Henrik Schaumann Jorgensen	/s/ Christian Hedegaard Pedersen
Name: Henrik Schaumann Jorgensen	Name: Christian Hedegaard Pedersen
Title: Chairman, President and Chief Executive Officer	Title: Chief Operating Officer (Principal Financial and Accounting Officer)

Date: November 15, 2016	Date: November 15, 2016